Form 10-Q
period 2026-06-30
Research Alliance Corp III
filed 2026-08-12
CIK 2118032

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026

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
of the Exchange Act). Yes ☒ No ☐
As of August 10, 2026, 7,775,000 Class A ordinary shares, par value $0.0001 per share, and 1,323,529 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding.

RESEARCH ALLIANCE CORPORATION III
FORM
10-Q
FOR THE PERIOD ENDED JUNE 30, 2026
TABLE OF CONTENTS

Part I.	Financial Information	3
Item 1.	Financial Statements (Unaudited)	3
	Condensed Unaudited Balance Sheet as of June 30, 2026	3
	Condensed Unaudited Statement of Operations for the Three Months Ended June 30, 2026 and for the Period from February 19, 2026 (Inception) through June 30, 2026	4
	Condensed Unaudited Statement of Changes in Shareholders’ Deficit for the Period from February 19, 2026 (Inception) to March 31, 2026 and Three Months Ended June 30, 2026	5
	Condensed Unaudited Statement of Cash Flows for the Period from February 19, 2026 (Inception) to June 30, 2026	6
	Notes to Condensed Unaudited Financial Statements	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	26
Item 4.	Controls and Procedures	26
Part II	Other Information	27
Item 1.	Legal Proceedings	27
Item 1A.	Risk Factors	27
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	27
Item 3.	Defaults upon Senior Securities	27
Item 4.	Mine Safety Disclosures	27
Item 5.	Other Information	27
Item 6.	Exhibits	28
Signatures

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
RESEARCH ALLIANCE CORPORATION III
CONDENSED BALANCE SHEET
JUNE 30, 2026
(unaudited)

ASSETS
Cash	$832,812
Prepaid expenses	128,649

Total Current Assets	961,461
Long-term prepaid expenses	107,208
Marketable securities held in Trust Account	75,238,468

Total Assets	$76,307,137

LIABILITIES, CLASS A ORDINARY SHARES SUBJET TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$15,353
Accrued expenses	40,234

Total Current Liabilities	55,587
Deferred underwriting fee payable	2,250,000

Total Liabilities	2,305,587

Commitments and Contingencies (Note 5)
Class A ordinary shares subject to possible redemption, 7,500,000 shares at a redemption value of $10.00 per share	75,238,468
Shareholders’ Deficit
Preference shares, $0.0001 par value, 1,000,000 shares authorized; none issued and outstanding	—
Class A ordinary shares, $0.0001 par value; 479,000,000 shares authorized; 275,000 shares issued and outstanding, excluding 7,500,000 shares subject to possible redemption	28
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 1,323,529 shares issued and outstanding	132
Additional paid-in-capital	—
Accumulated deficit	(1,237,078)

Total Shareholders’ Deficit	(1,236,918)

TOTAL LIABILITIES, CLASS A ORDINARY SHARES SUBJET TO POSSIBLE REDEMPTIONAND SHAREHOLDERS’ DEFICIT	$76,307,137

The accompanying notes are an integral part of these unaudited financial statements.

RESEARCH ALLIANCE CORPORATION III
CONDENSED STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30, 2026 AND FOR THE PERIOD FEBRUARY 19, 2026
(INCEPTION) THROUGH JUNE 30, 2026
(unaudited)

	Three Months Ended June 30, 2026	Period From February 19, 2026 (Inception) to June 30, 2026
General, formation and administrative expenses	$184,418	$249,667

Loss from operations	$(184,418)	$(249,667)
Other income:
Interest earned on marketable securities held in Trust Account	238,468	238,468

Total other income	238,468	238,468

Net income (loss)	$54,050	$(11,199)

Basic and diluted net income (loss) per Class A ordinary share subject to redemption	$0.01	$(0.00)

Weighted average Class A ordinary shares subject to redemption outstanding, basic and diluted	3,379,121	2,329,545

Basic and diluted net income (loss) per Class A and B ordinary share non-redeemable	$0.01	$(0.00)

Weighted average Class A and B ordinary shares non-redeemable outstanding, basic and diluted	1,447,430	1,348,785

The accompanying notes are an integral part of these unaudited financial statements.

RESEARCH ALLIANCE CORPORATION III
CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT
FOR THE PERIOD FEBRUARY 19, 2026 (INCEPTION) THROUGH MARCH 31, 2026 AND THE THREE
MONTHS ENDED JUNE 30, 2026
(unaudited)

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-In Capital	Accumulated Deficit	Total Shareholders’ Deficit
	Shares	Amount	Shares	Amount
Balance as of February 19, 2026 (Inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor	—	—	1,323,529	132	24,868	—	25,000
Net loss	—	—	—	—	—	(65,249)	(65,249)

Balance as of March 31, 2026	—	$—	1,323,529	$132	$24,868	$(65,249)	$(40,249)
Sale of Private Placement shares upon IPO	275,000	28	—	—	2,749,972	—	2,750,000
Remeasurement of Class A ordinary shares subject to possible redemption to redemption value	—	—	—	—	(2,774,840)	(1,225,879)	(4,000,719)
Net income	—	—	—	—	—	54,050	54,050

Balance as of June 30, 2026	275,000	$28	1,323,529	$132	$—	$(1,237,078)	$(1,236,918)

The accompanying notes are an integral part of these unaudited financial statements.

RESEARCH ALLIANCE CORPORATION III
CONDENSED STATEMENT OF CASH FLOWS
FOR THE PERIOD FEBRUARY 19, 2026 (INCEPTION) THROUGH JUNE 30, 2026
(unaudited)

Cash Flows from Operating Activities:
Net loss	$(11,199)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(238,468)
Changes in operating liabilities:
Prepaid expenses	(235,857)
Accounts payable and accrued expenses	55,587

Net cash used in operating activities	$(429,937)

Cash Flows from Investing Activities
Cash deposited in Trust Account	(75,000,000)

Net cash used in investing activities	$(75,000,000)

Cash Flows from Financing Activities:
Proceeds from issuance of Class B ordinary shares to Sponsor	25,000
Proceeds from Promissory Note - Sponsor	300,000
Repayment of Promissory Note - Sponsor	(300,000)
Proceeds received from Initial Public Offering of Public Shares, net of underwriting commissions	75,000,000
Proceeds from the sale of Private Placement Shares	2,750,000
Payment of offering costs	(1,512,251)

Net cash provided by financing activities	76,262,749

Net Change in Cash	832,812
Cash – beginning of the period	—

Cash – end of the period	$832,812

Supplemental disclosure of non-cash investing and financing activities:
Deferred underwriting fee payable	$2,250,000
Remeasurement of Class A ordinary shares subject to possible redemption to redemption value	$4,000,719
The accompanying notes are an integral part of these unaudited financial statements.

RESEARCH ALLIANCE CORPORATION III
NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)
Note 1 — Description of Organization and Business Operations
Research Alliance Corporation III (the “Company” or “RACC”) is a newly organized blank check company incorporated as a Cayman Islands exempted company and formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities (the “Business Combination”). The Company is an emerging growth company and, as such, the Company is subject to all of the risks associated with emerging growth companies.
On July 26, 2026, the Company, OHB Pediatrics Ltd., a company incorporated under the laws of England and Wales (the “OHBP”) and the shareholders of OHBP (the “OHBP Shareholders”) entered into a business combination agreement (the “Business Combination Agreement”), and related ancillary agreements (the “OHBP Business Combination”). The OHBP Business Combination was unanimously approved by the boards of directors of each of the Company and OHBP.
As of June 30, 2026, the Company had not commenced any operations. All activity for the period from February 19, 2026 (inception)
through June 30, 2026 relates to the Company’s formation, the Initial Public Offering (as defined below), identifying a target company for a Business Combination and negotiating the OHBP Business Combination. The Company does not expect to generate any operating revenues until after the completion of its Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering (as defined below). The Company has selected December 31 as its fiscal year end.
The Company’s sponsor is Research Alliance Holdings III, LLC, a Cayman Islands limited liability company (the “Sponsor”). The registration statement for the Company’s initial public offering (the “Initial Public Offering”) was declared effective on May 19, 2026. On May 21, 2026, the Company consummated its initial public offering of 7,500,000 shares of its Class A ordinary shares, par value $0.0001 per share (each, a “Public Share” and collectively, the “Public Shares”) at $10.00 per Public Share generating gross proceeds of $75,000,000 and incurring offering costs of $3,762,251, inclusive of $2,250,000 in deferred underwriting commissions, $750,000 of upfront underwriting discounts and $762,251 of other offering costs.
Simultaneously with the closing of the Initial Public Offering, the Company consummated the private placement (the “Private Placement”) of 275,000 Class A ordinary shares (the “Private Placement Shares”), generating gross proceeds of $2,750,000.
Following the closing of the Initial Public Offering, an amount equal to $75,000,000 from the net proceeds of the sale of the Shares has been deposited in a trust account (“Trust Account”), located in the United States, with Continental Stock Transfer & Trust Company acting as trustee, and are held in cash or invested only in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under
Rule 2a-7 promulgated
under the Investment Company Act which invest only in direct U.S. government treasury obligations, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below.
The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Company’s initial public offering and the sale of Private Placement Shares, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully. The Company must complete one or more Business Combinations having an aggregate fair market value of at least 80% of the net assets held in the Trust Account (as defined below) (excluding the amount of deferred underwriting commissions and taxes

p
ayable on the interest earned on the Trust Account) at the time of the signing of the agreement to enter into the initial Business Combination. However, the Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”).
The Company will provide the holders (the “Public Shareholders”) of Public Shares, with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination, including the OHBP Business Combination, either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.00 per Public Share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay income taxes).
Upon the public announcement of the Business Combination, if the Company elects to conduct redemptions pursuant to the tender offer rules, the Company and the Sponsor will terminate any plan established in accordance with Rule 10b5-1 to purchase the Class A ordinary shares in the open market, in order to comply with Rule 14e-5 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In the event the Company conducts redemptions pursuant to the tender offer rules, the offer to redeem will remain open for at least
 20
 business days, in accordance with Rule 14e-1(a) under the Exchange Act, and the Company will not be permitted to complete the Business Combination until the expiration of the tender offer period. In addition, the tender offer will be conditioned on Public Shareholders not tendering more than the number of public shares the Company is permitted to redeem. If Public Shareholders tender more shares than the Company has offered to purchase, the Company will withdraw the tender offer and not complete such Business Combination.
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
The Sponsor has agreed that it will be liable to the Company, if and to the extent any claims by a third party for services rendered or products sold to the Company, or by a prospective target business with which the Company has entered into a written letter of intent, confidentiality or other similar agreement or Business Combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (1
) $10.00
per Public Share and (2) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than
 $10.00
per Public Share due to reductions in the value of trust assets, less taxes paid or payable (other than excise or similar taxes) and up to $100,000 of interest to pay dissolution expenses. This liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account nor will it apply to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of
 1933, as amended (the “Securities Act”).
Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (other than the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.
Going Concern, Management’s Plan and Liquidity
The Company’s liquidity needs had been satisfied through the loan under an unsecured promissory note from the Sponsor of $300,000. On May 21, 2026, upon the consummation of the Initial Public Offering, the Company repaid the Sponsor the full amount of $300,000 loaned by the Company pursuant to the promissory note. As of June 30, 2026, the Company had cash of $832,812 and working capital of $905,874.
In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. Up to $3,000,000 of such loans may be convertible into shares of the post-Business Combination entity at a price of $10.00 per share at the option of the lender. Such shares would be identical to the Private Placement Shares. If a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. There have been no Working Capital Loans to date.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standards Board (“FASB”) ASC 205-40, “Presentation of Financial Statements—Going Concern,” the Company lacks the financial resources it needs to sustain operations for a reasonable period of time, which is considered to be one year from the date of the issuance of the financial statements. This condition raises substantial doubt about the Company’s ability to continue as a going concern. There is no assurance that the Company’s plans to raise capital will be successful. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 2 — Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited financial statements are presented in conformity with accounting principles generally accepted in the United States of America (the “US GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). In the opinion of management, all adjustments consisting of normal recurring adjustments considered necessary for a fair presentation of the financial statements, have been included. Interim results for the three months ended June 30, 2026 and period February 19, 2026 (Inception) through June 30, 2026 are not necessarily indicative of results to be expected for the year. The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s final prospectus in connection with its Initial Public Offering as filed with the SEC on May 20, 2026.
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
Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging
growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.
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

Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had cash of $832,812 and did not have any cash equivalents as of June 30, 2026.
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
promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. As of June 30, 2026, the investments held in the Trust Account amounting to $75,238,468 were all held in U.S. government treasuries.
Fair Value of Financial Instruments
The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet, primarily due to their short-term nature.
Offering Costs
The Company complies with the requirements of the ASC
340-10-S99
and SEC Staff Accounting Bulletin (“SAB”) Topic 5A — “Expenses of Offering.” Deferred offering costs consist principally of professional and registration fees that are related to the Initial Public Offering. FASB ASC
470-20,
“Debt with Conversion and Other Options,” addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. The Company applied this guidance and allocated all offering costs to Initial Public Offering proceeds as there are no other instruments issued in the Initial Public Offering. Offering costs allocated to the Public Class A ordinary shares were charged to temporary equity.
Net Income (Loss) Per Ordinary Share
Net income (loss) per share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period. At June 30, 2026, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted income (loss) per ordinary share is the same as basic income (loss) per ordinary share for the period presented.

The following table reflects the calculation of basic and diluted net income (loss) per ordinary share (in dollars, except per share amounts):

	Three Months Ended June 30, 2026		Period From February 19, 2026 (Inception) to June 30, 2026
	Class A Subject to Redemption	Class A and B Non-Redeemable	Class A Subject to Redemption	Class A and B Non-Redeemable
Basic net income (loss) per ordinary share:
Numerator:
Allocation of net income (loss)	$37,841	$16,209	$(7,093)	$(4,106)

Denominator:
Weighted-average ordinary shares outstanding	3,379,121	1,447,430	2,329,545	1,348,785

Basic net income (loss) per ordinary share	$0.01	$0.01	$(0.00)	$(0.00)

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
ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of June 30, 2026, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
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
the Company classifies shares subject to possible redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of the shares will result in charges against additional paid-in
capital (to the extent available) and accumulated deficit. Accordingly, as of June 30, 2026, Public Shares are shares subject to possible redemption and are presented at their redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheet. As of June 30, 2026, the Public Shares, being Class A ordinary shares, subject to possible redemption reflected in the balance sheet are reconciled in the following table:

Gross proceeds	$75,000,000
Public Shares issuance costs	(3,762,251)
Remeasurement of carrying value to redemption value	4,000,719

Class A ordinary shares subject to possible redemption, June 30, 2026	$75,238,468

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
Recent Accounting Pronouncements
The Company’s management does not believe that any recently issued, but not yet effective, accounting standards updates, if currently adopted, would have a material effect on the accompanying financial statements.
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
The Founder Shares issued to the Company’s two independent directors were made in exchange for an aggregate purchase price of $1,478. The transfer of the Founder Shares to the holders of such interests is in the scope of ASC 718. Under ASC 718, share-based compensation associated with equity classified awards is measured at fair value upon the assignment date. The total fair value of the 78,260 Founder Shares was $17 or $0.00021 per share. The

Company established the initial fair value of the Founder Shares using a calculation prepared by a third party valuation team using Probability-Weighted Expected Return Method which takes into consideration the following market assumptions; (i) implied share price of $10.00, and (ii) likelihood of Business Combination of 21%. The Founder Shares were assigned subject to a performance condition (i.e., providing services through Business Combination). Share-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon consummation of a Business Combination) in an amount equal to the number of shares that ultimately vest times the assignment date fair value per share (unless subsequently modified) less the amount initially received for the Founder Shares. The Company will reflect the transactions in its financial statements when the OHBP Business Combination is consummated. If the OHBP Business Combination does not close for any reason, the Company will not recognize compensation expense associated with the Founder Shares. As of June 30, 2026, the Company has not recognized any compensation expense associated with the Founder Shares because the OHBP Business Combination had not yet been consummated.
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
Promissory Note-Sponsor
On February 25, 2026, the Sponsor loaned the Company an aggregate of $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). This loan is non-interest
bearing and payable on the earlier of December 31, 2026 or the completion of the Initial Public Offering. On May 21, 2026, upon the completion of the Initial Public Offering, the Company repaid in full the outstanding $300,000 loaned by the Company from the Sponsor pursuant to the Note and as of June 30, 2026, no amount was outstanding.
Consulting Agreement
On February 20, 2026, the Company entered into a consulting agreement (the “Consulting Agreement”) with van den Boom & Associates, LLC to provide (i) a resource to assist with finance department and administrative oversight and (ii) resources to assist with day-to-day
accounting functions. Services provided under the Consulting Agreement are billed at hourly rates. The Company’s Chief Financial Officer, Fran Adams, provides finance and accounting services to the Company at an hourly rate of approximately $460 per hour pursuant to the Consulting Agreement. For the period from February 19, 2026 (inception) through June 30, 2026, the Company incurred $51,053 in fees for these services, which are included in formation, general and administrative expenses on the accompanying statement of operations.

Related Party Loans
In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. If the Company completes a Business Combination, the Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $3.0 million of such Working Capital Loans may be convertible into shares of the post Business Combination entity at a price of $10.00 per share. The shares would be identical to the Private Placement Shares. As of June 30, 2026, the Company had no outstanding borrowings under the Working Capital Loans.
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
Business Combination Agreement
As described in Note 1, on July 26, 2026, the Company, OHBP and the OHBP Shareholders entered into the Business Combination Agreement, pursuant to which the Company will effect the OHBP Business Combination.
Subject to the terms and conditions of the Business Combination Agreement, at least one business day prior to the closing of the OHBP Business Combination (the “Closing”), the Company will de-register
from the Register of Companies in the Cayman Islands and transfer by way of continuation from the Cayman Islands to Delaware and domesticate as a Delaware corporation (the “Domestication”), to be renamed “Oak Hill Bio, Inc.” (“New OHB”). Immediately prior to the Domestication, each issued and outstanding Class B ordinary share of the Company will be converted, on a one-for-one
basis, into Class A ordinary shares of the Company. In connection with the Domestication, each issued and outstanding Class A ordinary share of the Company will convert automatically, on a one-for-one
basis, into one share of common stock, par value $0.0001 per share, of New OHB (the “New OHB Common Stock”).
In accordance with the Company’s governing documents and in connection with the OHBP Business Combination transactions, the Company will provide the holders of its Class A ordinary shares the right to have all or a portion of their Class A ordinary shares redeemed for cash, at a per-share
price equal to the pro rata portion of the funds then in the Company’s trust account (including interest earned on the funds held in the Trust Account, less taxes paid or payable).

Following the Domestication and concurrently with the Closing, each of the OHBP Shareholders will sell and transfer to Company 100% of the outstanding shares in the capital of OHBP (the “OHBP Shares”) in exchange for newly issued shares of New OHB Common Stock (the “Share Acquisition”). The number of shares of New OHB Common Stock to be issued as consideration for the Share Acquisition (the “Closing Consideration”) is equal to (a) the Adjusted Equity Value (as defined in the Business Combination Agreement) divided by (b) $10.00. Each OHBP Shareholder will receive a number of shares of New OHB Common Stock equal to the Exchange Ratio (as defined in the Business Combination Agreement) multiplied by the number of OHBP Shares held by such OHBP Shareholder.
Sponsor Letter Agreement
Concurrently with the execution of the Business Combination Agreement, the Company, the Sponsor, each of the Company’s independent directors as holders of Class B shares of the Company (the “Other Class B Shareholders”) and OHBP entered into a sponsor letter agreement (the “Sponsor Letter Agreement”), pursuant to which the Sponsor and each Other Class B Shareholder
s
ha
v
e
 agreed to, among other things, (i) vote in favor of the Business Combination Agreement and the OHBP Business Combination, (ii) waive any adjustment to the conversion ratio set forth in the governing documents of the Company or any other anti-dilution or similar protection with respect to the Class B ordinary shares (whether resulting from the transactions contemplated by the Subscription Agreements (as defined below) or otherwise), (iii) be bound by certain other covenants and agreements related to the OHBP Business Combination, (iv) be bound by certain transfer restrictions with respect to its shares in the Company prior to the Closing, and (v) be subject to the restrictions contemplated by the
Lock-Up
Agreements (as defined below) in each case, on the terms and subject to the conditions set forth in the Sponsor Letter Agreement.
OHBP SAFEs
Concurrently with the execution of the Business Combination Agreement, each of RA Capital Healthcare Fund, L.P. and RA Capital Nexus Fund IV, L.P. (the “SAFE Holders”) entered into a simple agreement for future equity (collectively, the “OHBP SAFEs”) with OHBP, pursuant to which the SAFE Holders have agreed to provide interim financing to OHBP in the aggregate principal amount of $45,000,000, bearing interest at a rate of 8% per annum. The OHBP SAFEs will convert into ordinary shares of OHBP immediately prior to the Closing. The sum of the principal amount of the OHBP SAFEs and all accrued and unpaid interest thereon as of the Closing Date is referred to as the “OHBP SAFE Amount.” The OHBP SAFE Amount is added to the Base Equity Value to determine the Adjusted Equity Value for purposes of calculating the Closing Consideration.
Backstop Agreement
Concurrently with the execution of the Business Combination Agreement, the Company and RA Capital Healthcare Fund, L.P. (the “Backstop Purchaser”) entered into a backstop agreement (the “Backstop Agreement”), pursuant to which the Backstop Purchaser has committed to subscribe for up to 7,500,000 shares of New OHB Common Stock at a purchase price of $10.00 per share (the “Backstop Limit”), to the extent necessary to backstop RACC shareholder redemptions, on the terms and subject to the conditions set forth in the Backstop Agreement. The Backstop Limit will be reduced by the number of public shares not subject to shareholder redemptions. The aggregate amount the Backstop Purchaser will be required to fund pursuant to the Backstop Agreement shall not exceed $75,000,000.
PIPE Financing (Private Placement)
Concurrently with the execution of the Business Combination Agreement, on July 26, 2026, the Company entered into subscription agreements (the “Subscription Agreements”) with certain qualified institutional buyers, institutional accredited investors, and other accredited investors (collectively, the “PIPE Investors”). Pursuant to the Subscription Agreements, the PIPE Investors agreed to subscribe for and purchase, and the Company agreed to issue and sell to the PIPE Investors, on the date the Closing occurs (the “Closing Date”), (a) shares of New OHB Common Stock at $10.00 per share and/or
(b) pre-funded
warrants to purchase shares of New OHB Common Stock (the
“Pre-Funded
Warrants”), each to purchase one share of New OHB Common Stock, with a per share exercise price equal to $0.0001, at a purchase price per
Pre-Funded
Warrant equal to $10.00 less the exercise price (collectively, the “PIPE Financing”), for aggregate gross proceeds of $55,000,000.

The obligations of each party to consummate the PIPE Financing are conditioned upon, among other things, (i) the New OHB Common Stock (including the New OHB Common Stock issuable to the PIPE Investors pursuant to the Subscription Agreements) having been approved for listing on Nasdaq; (ii) satisfaction of all conditions precedent to the Closing (or otherwise waived in accordance with the terms thereto); and (iii) the absence of specified adverse judgments, orders, laws, rules or regulations enjoining or otherwise prohibiting the consummation of the OHBP Business Combination.
The obligations of the Company to consummate the PIPE Financing are further subject to additional conditions, including, among other things: (i) material truth and accuracy of the representations and warranties of the PIPE Investors, subject to customary bringdown standards; and (ii) material compliance by the PIPE Investors with their covenants, agreements and conditions under the Subscription Agreements.
The obligations of the PIPE Investors to consummate the PIPE Financing are further subject to additional conditions, including, among other things: (i) the Business Combination Agreement shall not have been amended, modified, or supplemented, and no condition waived thereunder, in a manner that would reasonably be expected to materially and adversely affect the economic benefits that a PIPE Investor (in its capacity as such) would reasonably expect to receive under the Subscription Agreements; (ii) the material truth and accuracy of the representations and warranties of the Company in the Subscription Agreements, subject to customary bringdown standards; (iii) no subscription agreement, or other agreements or understandings (including side letters) entered into in connection with the sale of New OHB Common Stock or
Pre-Funded
Warrants under the Subscription Agreements, with any other PIPE Investors shall have been amended, modified, or waived in any manner that benefits such other PIPE Investor unless all PIPE Investors have been offered substantially the same benefits (other than terms particular to the legal or regulatory requirements of such other PIPE Investor or its affiliates or related persons); (iv) all specified consents, waivers or other authorizations and notices, required to be made in connection with the issuance and sale of New OHB Common Stock under the Subscription Agreements shall have been obtained or made, except where failure to so obtain would not prevent the Company from consummating the transactions contemplated by the Subscription Agreements; (v) material compliance by the Company with its covenants, agreements and conditions under the Subscription Agreements; (vi) there has not occurred any Material Adverse Effect (as defined in the Business Combination Agreement) since the date of the Subscription Agreements that is continuing.
The Subscription Agreements provide that the Company will grant the PIPE Investors certain customary registration rights.
Investor Rights Agreement
In connection with the Closing, the Company, the Sponsor, RA Capital Healthcare Fund, L.P., RA Capital Nexus Fund IV, L.P., certain existing shareholders of the Company, and all former shareholders of OHBP will enter into an investor rights agreement (the “Investor Rights Agreement”). Pursuant to the Investor Rights Agreement, among other things, Company will agree that, within 30 calendar days following the Closing Date, Company will file with the SEC a registration statement registering the resale of certain shares of New OHB Common Stock held by or issuable to the parties thereto (the “Resale Registration Statement”), and the Company will use its commercially reasonable efforts to have the Resale Registration Statement declared effective as soon as reasonably practicable after the filing thereof. Such holders will be entitled to customary piggyback registration rights and demand registration rights, including underwritten demands. The Investor Rights Agreement will amend and restate the Registration Rights Agreement.

Lock-Up
Agreement
At the Closing, the Sponsor, the Other Class B Shareholders, and certain existing shareholders of OHBP will each enter into a lock-up
agreement (the
“Lock-Up
Agreement”) with the Company. Pursuant to the
Lock-Up
Agreement, the Sponsor, the Other Class B Shareholders, and certain existing shareholders of OHBP will agree not to transfer (except for certain permitted transfers) any shares of New OHB Common Stock held by such holder immediately after the Closing (excluding shares issued pursuant to the Subscription Agreements, and the Backstop Agreement) until six months after the Closing Date.
Risks and Uncertainties
Management continues to evaluate the impact of macroeconomic conditions, including the effects of geopolitical instability and volatility in global markets, on the Company’s industry and has concluded that while it is reasonably possible that such conditions could have a negative effect on the Company’s financial position, results of its operations, and/or its ability to complete the OHBP Business Combination, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Note 6 — Shareholders’ Deficit
Preference Shares — The Company is authorized to issue 1,000,000 preference shares at a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2026, there were no preference shares issued or outstanding.
Class A Ordinary Shares — The Company is authorized to issue 479,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of June 30, 2026, there were 7,775,000 Class A ordinary shares issued or outstanding.
Class B Ordinary Shares — The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of June 30, 2026, there were 1,323,529 Class B ordinary shares outstanding.
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
The Company’s chief operating decision maker has been identified as the Company’s executive officers, who review the assets, operating results and financial metrics for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that the Company only has one reportable segment.
The CODM assesses performance for the single segment and decides how to allocate resources based on net income or loss that also is reported on the statement of operations as net income or loss. The measure of segment assets is reported on the balance sheet as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation the
CODM reviews certain metrics, which include the following:

	Three Months Ended June 30, 2026	Period From February 19, 2026 (Inception) to June 30, 2026
General, formation and administrative expenses	$184,418	$249,667
Interest earned on marketable securities held in Trust Account	$238,468	$238,468

June 30, 2026
Cash	$832,812
Marketable securities held in Trust Account	$75,238,468
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
the CODM on a regular basis.

Note 8 – Fair Value Measurements
The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:
Level 1: Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.
Level 2: Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.
Level 3: Unobservable inputs based on assessment of the assumptions that market participants would use in pricing the asset or liability.
The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2026 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value:

Asset:	Maturity Date:	Level	June 30, 2026
Marketable securities held in Trust Account-U.S. Treasury Securities	November 19, 2026	1	$75,238,468
Note 9 — Subsequent Events
The Company has evaluated subsequent events and transactions that occurred after the balance sheet date through the date that the financial statements are issued. Based upon this review, other than the Business Combination Agreement disclosed in Note 1 and Note 5, no other subsequent events occurred that would require recognition or disclosure in the financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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
Overview
We are a blank check company incorporated on February 19, 2026 as a Cayman Islands exempted company for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses. We intend to effectuate our initial business combination (including the OHBP Business Combination) using the cash from the Initial Public Offering and the sale of the private placement shares, our shares, debt or a combination of cash, equity and debt. We cannot assure you that our plans to complete an initial business combination will be successful.
Recent Developments
On July 26, 2026, the Company entered into the Business Combination Agreement and related agreements in connection with the proposed OHBP Business Combination.
Business Combination Agreement
As described in Note 1, on July 26, 2026, the Company, OHBP and the OHBP Shareholders entered into the Business Combination Agreement, pursuant to which the Company will effect the OHBP Business Combination. The OHBP Business Combination is expected to close in the second half of 2026, following the receipt of the requisite approvals of the Company’s shareholders and the fulfillment of other customary closing conditions.
Subject to the terms and conditions of the Business Combination Agreement, at least one business day prior to the closing of the OHBP Business Combination (the “Closing”), the Company will de-register
from the Register of Companies in the Cayman Islands and transfer by way of continuation from the Cayman Islands to Delaware and domesticate as a Delaware corporation (the “Domestication”), to be renamed “Oak Hill Bio, Inc.” (“New OHB”). Immediately prior to the Domestication, each issued and outstanding Class B ordinary share of the Company will be converted, on a one-for-one
basis, into Class A ordinary shares of the Company. In connection with the Domestication, each issued and outstanding Class A ordinary share of the Company will convert automatically, on a one-for-one
basis, into one share of common stock, par value $0.0001 per share, of New OHB (the “New OHB Common Stock”).
In accordance with the Company’s governing documents and in connection with the OHBP Business Combination transactions, the Company will provide the holders of its Class A ordinary shares the right to have all or a portion of their Class A ordinary shares redeemed for cash, at a per-share
price equal to the pro rata portion of the funds then in the Company’s trust account (including interest earned on the funds held in the trust account, less taxes paid or payable).

Following the Domestication and concurrently with the Closing, each of the OHBP Shareholders will sell and transfer to Company 100% of the outstanding shares in the capital of OHBP (the “OHBP Shares”) in exchange for newly issued shares of New OHB Common Stock (the “Share Acquisition”). The number of shares of New OHB Common Stock to be issued as consideration for the Share Acquisition (the “Closing Consideration”) is equal to (a) the Adjusted Equity Value (as defined in the Business Combination Agreement) divided by (b) $10.00. Each OHBP Shareholder will receive a number of shares of New OHB Common Stock equal to the Exchange Ratio (as defined in the Business Combination Agreement) multiplied by the number of OHBP Shares held by such OHBP Shareholder.
Sponsor Letter Agreement
Concurrently with the execution of the Business Combination Agreement, the Company, the Sponsor, each of the Company’s independent directors as holders of Class B shares of the Company (the “Other Class B Shareholders”) and OHBP entered into a sponsor letter agreement (the “Sponsor Letter Agreement”), pursuant to which the Sponsor and each Other Class B Shareholder has agreed to, among other things, (i) vote in favor of the Business Combination Agreement and the OHBP Business Combination, (ii) waive any adjustment to the conversion ratio set forth in the governing documents of the Company or any other anti-dilution or similar protection with respect to the Class B ordinary shares (whether resulting from the transactions contemplated by the Subscription Agreements (as defined below) or otherwise), (iii) be bound by certain other covenants and agreements related to the OHBP Business Combination, (iv) be bound by certain transfer restrictions with respect to its shares in the Company prior to the Closing, and (v) be subject to the restrictions contemplated by the
Lock-Up
Agreements (as defined below) in each case, on the terms and subject to the conditions set forth in the Sponsor Letter Agreement.
OHBP SAFEs
Concurrently with the execution of the Business Combination Agreement, each of RA Capital Healthcare Fund, L.P. and RA Capital Nexus Fund IV, L.P. (the “SAFE Holders”) entered into a simple agreement for future equity (collectively, the “OHBP SAFEs”) with OHBP, pursuant to which the SAFE Holders have agreed to provide interim financing to OHBP in the aggregate principal amount of $45,000,000, bearing interest at a rate of 8% per annum. The OHBP SAFEs will convert into ordinary shares of OHBP immediately prior to the Closing. The sum of the principal amount of the OHBP SAFEs and all accrued and unpaid interest thereon as of the Closing Date is referred to as the “OHBP SAFE Amount.” The OHBP SAFE Amount is added to the Base Equity Value to determine the Adjusted Equity Value for purposes of calculating the Closing Consideration.
Backstop Agreement
Concurrently with the execution of the Business Combination Agreement, the Company and RA Capital Healthcare Fund, L.P. (the “Backstop Purchaser”) entered into a backstop agreement (the “Backstop Agreement”), pursuant to which the Backstop Purchaser has committed to subscribe for up to 7,500,000 shares of New OHB Common Stock at a purchase price of $10.00 per share (the “Backstop Limit”), to the extent necessary to backstop RACC shareholder redemptions, on the terms and subject to the conditions set forth in the Backstop Agreement. The Backstop Limit will be reduced by the number of public shares not subject to shareholder redemptions. The aggregate amount the Backstop Purchaser will be required to fund pursuant to the Backstop Agreement shall not exceed $75,000,000.
PIPE Financing (Private Placement)
Concurrently with the execution of the Business Combination Agreement, on July 26, 2026, the Company entered into subscription agreements (the “Subscription Agreements”) with certain qualified institutional buyers, institutional accredited investors, and other accredited investors (collectively, the “PIPE Investors”). Pursuant to the Subscription Agreements, the PIPE Investors agreed to subscribe for and purchase, and the Company agreed to issue and sell to the PIPE Investors, on the date the Closing occurs (the “Closing Date”), (a) shares of New OHB Common Stock at $10.00 per share and/or
(b) pre-funded
warrants to purchase shares of New OHB Common Stock (the
“Pre-Funded
Warrants”), each to purchase one share of New OHB Common Stock, with a per share exercise price equal to $0.0001, at a purchase price per
Pre-Funded
Warrant equal to $10.00 less the exercise price (collectively, the “PIPE Financing”), for aggregate gross proceeds of $55,000,000.

The obligations of each party to consummate the PIPE Financing are conditioned upon, among other things, (i) the New OHB Common Stock (including the New OHB Common Stock issuable to the PIPE Investors pursuant to the Subscription Agreements) having been approved for listing on Nasdaq; (ii) satisfaction of all conditions precedent to the Closing (or otherwise waived in accordance with the terms thereto); and (iii) the absence of specified adverse judgments, orders, laws, rules or regulations enjoining or otherwise prohibiting the consummation of the OHBP Business Combination.
The obligations of the Company to consummate the PIPE Financing are further subject to additional conditions, including, among other things: (i) material truth and accuracy of the representations and warranties of the PIPE Investors, subject to customary bringdown standards; and (ii) material compliance by the PIPE Investors with their covenants, agreements and conditions under the Subscription Agreements.
The obligations of the PIPE Investors to consummate the PIPE Financing are further subject to additional conditions, including, among other things: (i) the Business Combination Agreement shall not have been amended, modified, or supplemented, and no condition waived thereunder, in a manner that would reasonably be expected to materially and adversely affect the economic benefits that a PIPE Investor (in its capacity as such) would reasonably expect to receive under the Subscription Agreements; (ii) the material truth and accuracy of the representations and warranties of the Company in the Subscription Agreements, subject to customary bringdown standards; (iii) no subscription agreement, or other agreements or understandings (including side letters) entered into in connection with the sale of New OHB Common Stock or
Pre-Funded
Warrants under the Subscription Agreements, with any other PIPE Investors shall have been amended, modified, or waived in any manner that benefits such other PIPE Investor unless all PIPE Investors have been offered substantially the same benefits (other than terms particular to the legal or regulatory requirements of such other PIPE Investor or its affiliates or related persons); (iv) all specified consents, waivers or other authorizations and notices, required to be made in connection with the issuance and sale of New OHB Common Stock under the Subscription Agreements shall have been obtained or made, except where failure to so obtain would not prevent the Company from consummating the transactions contemplated by the Subscription Agreements; (v) material compliance by the Company with its covenants, agreements and conditions under the Subscription Agreements; (vi) there has not occurred any Material Adverse Effect (as defined in the Business Combination Agreement) since the date of the Subscription Agreements that is continuing.
The Subscription Agreements provide that the Company will grant the PIPE Investors certain customary registration rights.
Investor Rights Agreement
In connection with the Closing, the Company, the Sponsor, RA Capital Healthcare Fund, L.P., RA Capital Nexus Fund IV, L.P., certain existing shareholders of the Company, and all former shareholders of OHBP will enter into an investor rights agreement (the “Investor Rights Agreement”). Pursuant to the Investor Rights Agreement, among other things, Company will agree that, within 30 calendar days following the Closing Date, Company will file with the SEC a registration statement registering the resale of certain shares of New OHB Common Stock held by or issuable to the parties thereto (the “Resale Registration Statement”), and the Company will use its commercially reasonable efforts to have the Resale Registration Statement declared effective as soon as reasonably practicable after the filing thereof. Such holders will be entitled to customary piggyback registration rights and demand registration rights, including underwritten demands. The Investor Rights Agreement will amend and restate the Registration Rights Agreement.

Lock-Up
Agreement
At the Closing, the Sponsor, the Other Class B Shareholders, and certain existing shareholders of OHBP will each enter into a lock-up
agreement (the
“Lock-Up
Agreement”) with the Company. Pursuant to the
Lock-Up
Agreement, the Sponsor, the Other Class B Shareholders, and certain existing shareholders of OHBP will agree not to transfer (except for certain permitted transfers) any shares of New OHB Common Stock held by such holder immediately after the Closing (excluding shares issued pursuant to the Subscription Agreements, and the Backstop Agreement) until six months after the Closing Date.
Results of Operations and Known Trends or Future Events
We have neither engaged in any operations nor generated any revenues to date. Our only activities since inception have been organizational activities and activities related to the IPO. We do not expect to generate any operating revenues until after completion of our initial business combination at the earliest. We will generate non-operating income
in the form of interest income on cash and cash equivalents derived from the IPO and sale of private placement shares. Since the completion of the IPO, we expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses. We expect our expenses to increase substantially as a result of being a public company.
For the three months ended June 30, 2026 and the period from February 19, 2026 (inception) through June 30, 2026, we had net income of $54,050 and a net loss of $11,199, respectively, which consisted of formation, general and administrative expenses and interest income. We generated $238,468 of interest income for the three months ended June 30, 2026 and for the period from February 19, 2026 (inception) through June 30, 2026. We had $75,238,468 assets held in the Trust Account as of June 30, 2026.
Liquidity and Capital Resources
As indicated in the accompanying financial statements, as of June 30, 2026, we had cash of $832,812 and working capital of $905,874. Further, we expect to incur significant costs in the pursuit of our initial business combination, including in connection with the OHBP Business Combination. We cannot assure you that our plans to raise capital or to complete our initial business combination will be successful.
On May 21, 2026, the Company consummated its initial public offering of 7,500,000 shares of its Class A ordinary shares, par value $0.0001 per share (each, a “Public Share” and collectively, the “Public Shares”) at $10.00 per Public Share generating gross proceeds of $75,000,000 and incurring offering costs of $3,762,251, inclusive of $2,250,000 in deferred underwriting commissions, $750,000 of upfront underwriting discounts and $762,251 of other offering costs.
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
We have available to us the proceeds held outside the trust account, funds from permitted withdrawals as well as certain funds from loans from our sponsor, members of our management team or any of their affiliates. We will use these funds to continue to identify and evaluate target businesses, as needed, perform business due diligence on prospective target businesses including OHBP, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners including OHBP, review corporate documents and material agreements of OHBP, and structure, negotiate and complete a business combination, including in connection with the proposed OHBP Business Combination.

We do not believe we will need to raise additional funds following the Initial Public Offering in order to meet the expenditures required for operating our business prior to the completion of our initial business combination, other than funds available from loans from our sponsor, members of our management team or any of their affiliates. However, if our estimates of the costs of undertaking in-depth due
diligence and negotiating an initial business combination, including in connection with the proposed OHBP Business Combination, are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to the completion of our initial business combination. In order to fund working capital deficiencies or finance transaction costs in connection with an intended initial business combination, our sponsor, affiliates of our sponsor or our officers and directors may, but are not obligated to, loan us funds as may be required.
Off-Balance
Sheet Financing Arrangements
We have no obligations, assets or liabilities, which would be considered off-balance sheet
arrangements as of June 30, 2026. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet
arrangements. We have not entered into
any off-balance sheet
financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.
Contractual Obligations
As of June 30, 2026, we do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities.
The underwriter is entitled to a deferred fee of $0.30 per share, or $2,250,000 in the aggregate. The deferred fee will become payable to the underwriter from the amounts held in the Trust Account solely in the event that we complete a Business Combination, subject to the terms of the underwriting agreement.
The Class B ordinary shares of the Company initially issued to the Sponsor (the “Class B Ordinary Shares” and together with the Class A Ordinary Shares, collectively, the “Ordinary Shares”), the Class A Ordinary Shares, and any Class A Ordinary Shares that may be issued upon conversion of working capital loans (and any underlying securities) will be entitled to registration rights pursuant to a registration rights agreement entered into in connection with the IPO. The holders of these securities are entitled to make up to three demands, excluding short form demands, that we register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to our completion of our initial business combination. We will bear the expenses incurred in connection with the filing of any such registration statements.
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
Recent Accounting Pronouncements
Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on our financial statements.

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
Evaluation of Disclosure Controls and Procedures
In connection with the preparation of our quarterly report as of June 30, 2026, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in
Rule 13a-15(e)
under the Exchange Act). Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2026, our disclosure controls and procedures were not effective as we experienced difficulty in ensuring that the accounting for our accounts payable and accrued expenses is accurate and complete, including proper classification of the related expenses to deferred offering costs or operating expenses which we experienced and reported as a material weakness. As a result, we performed additional analysis as deemed necessary to ensure that our unaudited condensed financial statements were prepared in accordance with GAAP. Accordingly, management believes that the unaudited condensed financial statements included in this quarterly report present fairly in all material respects our financial position, results of operations and cash flows for the periods presented.
Remediation Plan and Status of Material Weakness
In response to the identified material weakness described above, the Company’s management, with the oversight of the Audit Committee, has developed a remediation plan, including designing and implementing improved processes and internal controls. During the quarter ended June 30, 2026 the Company took the following steps to improve its internal control over financial reporting:

•	Enhanced review controls over accruals and accounts payable

•	Implemented detective controls for proper cut-off of accruals and payables

•	Improved review controls over vendor trend analysis
While the Company has made good progress, the Company is still in the process of fully implementing its remediation plan. Additional time is required to complete the remediation of the material weaknesses to ensure the sustainability of the recently implemented remediation actions.
Changes in Internal Control Over Financial Reporting
Other than the Company’s ongoing remediation efforts as discussed above, there have been no changes in our internal control over financial reporting during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 3. Defaults upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits

Exhibit Number		Incorporation by Reference
	Description	Schedule / Form	File Number	Exhibit	Filing Date

1.1	Underwriting Agreement, dated May 19, 2026, between the Company and Leerink Partners LLC.	8-K	001-43302	1.1	May 21, 2026

2.1	Business Combination Agreement, dated as of July 26, 2026, by and among Research Alliance Corporation III, OHB Pediatrics Ltd. and the Shareholders named therein.	8-K	001-43302	2.1	July 27, 2026

3.1	Amended and Restated Memorandum and Articles of Association.	8-K	001-43302	3.1	May 21, 2026

10.1	Investment Management Trust Agreement, dated May 19, 2026, between Continental Stock Transfer & Trust Company and the Company.	8-K	001-43302	10.1	May 21, 2026

10.2	Registration and Shareholder Rights Agreement, dated May 19, 2026, by and among the Company, the Sponsor and the other parties thereto.	8-K	001-43302	10.2	May 21, 2026

10.3	Private Placement Shares Purchase Agreement, dated May 19, 2026, between the Company and the Sponsor.	8-K	001-43302	10.3	May 21, 2026

10.4	Form of Indemnity Agreement between the Company and each of the officers and directors of the Company.	8-K	001-43302	10.4	May 21, 2026

10.5	Indemnification Agreement, dated May 19, 2026, between the Company and the Sponsor.	8-K	001-43302	10.5	May 21, 2026

10.6	Letter Agreement, dated May 19, 2026, by and among the Company, the Sponsor, and each director and executive officer of the Company.	8-K	001-43302	10.6	May 21, 2026

10.7	Sponsor Letter Agreement, dated as of July 26, 2026, by and among Research Alliance Holdings III LLC, Research Alliance Corporation III, certain other holders of Research Alliance Corporation III Class B ordinary shares set forth on Schedule I thereto, and OHB Pediatrics Ltd.	8-K	001-43302	10.1	July 27, 2026

10.8	Form of OHB Pediatrics Ltd. SAFE	8-K	001-43302	10.2	July 27, 2026

10.9	Backstop Agreement, dated as of July 26, 2026, between Research Alliance Corporation III and RA Capital Healthcare Fund, L.P.	8-K	001-43302	10.3	July 27, 2026

10.10	Form of Subscription Agreement.	8-K	001-43302	10.4	July 27, 2026

10.11	Form of Investor Rights Agreement.	8-K	001-43302	10.5	July 27, 2026

10.12	Form of Lock-Up Agreement.	8-K	001-43302	10.6	July 27, 2026

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

104**	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**
Furnished herewith and not deemed to be “filed” under the Securities Exchange Act of 1934, as amended. †Certain of the exhibits and schedules to this Exhibit have been omitted in accordance with Regulation
S-K
Item 601(a)(5). The Registrant agrees to furnish a copy of all omitted exhibits and schedules to the SEC upon its request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated: August 12, 2026

RESEARCH ALLIANCE CORPORATION III

By:	/s/ Fran Adams
Name:	Fran Adams
Title:	Chief Financial Officer (Principal Financial and Accounting Officer)